Form 10-K
period 2014-10-31
Vibe Ventures Inc.
filed 2015-02-17
CIK 1479320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-164081

Vibe Ventures Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada

(State of other jurisdiction of incorporation or organization)

N/A

(IRS Employer Identification Number)

Room 1707-A, 17th Floor, CTS Center 219 Zhong Shan Wu Road

Guangzhou, PR China 510030

(Address of principal executive offices)

86-13-8088-21282

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

[ ]Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:

[ ]Yes [X]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

[X]Yes [ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ]Yes [X]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer

[ ] Accelerated filer

[ ]Non-accelerated filer

[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X]No

The aggregate value of voting and non-voting common equity of Vibe Ventures Inc. owned by non-affiliates as of February 13, 2015 was $0.

Number of shares of each class of Vibe Ventures Inc.’s stock outstanding as of February 13, 2015: 4,000,000 shares of Common Stock.

----------------------------------------------------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K (this "Report") and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "believes," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intend," "plan," "projection," "outlook" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). However, as we issue "penny stock," as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all "Risk Factors" set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless otherwise provided in this Report, references to the "Company," the "Registrant," the "Issuer," "we," "us," and "our" refer to Vibe Ventures Inc.

--------------------------------------------------------------------

PART I

ITEM 1: BUSINESS

Introduction

We were incorporated in Nevada on, October 19, 2009 and are a company in the development stage. Vibe Ventures Inc. does not have any revenues or operations, and we have minimal assets and have incurred a deficit of $58,716 since inception. We intend to engage in the travel and tourism industry via the Internet and interactive software applications.

Our principal offices are located at, Room 1707, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, PR China, 510030. Phone: 011.86.13808821282. Our fiscal year end is October 31. Our auditors have issued an audit opinion which includes a statement describing our going concern status. Our financial status creates substantial doubt whether we will continue as a going concern. Investors should note, we have not generated any revenues to date, we do not yet have any products available for sale, and we do not have a fully operational valid working prototype of our proposed product.

OUR STRATEGY

We are planning on becoming a content software based company targeting the local tourism China market. In addition, we are developing a website and also designing and developing our "Video Library" which will advertise our product, our prices that would be delivered to all end users in China. We plan to lead the industry in compiling a comprehensive tourism content video/digital library while building profitable relationships with other product and service providers within the tourism industry.

TARGET MARKET

We intend to market our services to the upwardly mobile that wish to travel more frequently to target destination spots.

MARKETING

Initially, our services will be promoted by Hong Mei Ma. She will discuss our services with her friends and business associates. We also anticipate utilizing other marketing avenues in our attempt to make our services known to the general public and attract potential customers. These marketing activities will be designed to inform potential customers about the benefits of using our services and may include the following: development and distribution of marketing literature; direct mail and email advertising; billboards advertisement and, promotion of our web site.

REVENUE

We intend to generate revenues by selling our services. Therefore, we will require substantial start-up capital in order to setup our business and begin operations. Hong Mei Ma, our sole officer and director, will be devoting approximately 20 hours a week of her time to our operations.

Once we begin operations Hong Mei Ma has agreed to commit more time than the 20 hours per week Hong Mei Ma currently devotes. Because Hong Mei Ma will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Hong Mei Ma. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

EMPLOYEES; IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

We are a development stage company and currently have no employees, other than our sole officer and director. We intend to hire additional employees when they are needed.

OFFICES

Our offices are currently located at Suite 1707-B, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China 510030. Our telephone number is 8613808821282. As of this point in time, there is no cost to our company for this office space nor is there any lease.

OFFICERS AND DIRECTORS

Our sole director will serve until her successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one year and serves until her successor is duly elected and qualified, or until she is removed from office. Our board of directors has no nominating, auditing or compensation committees.

EMPLOYEES

We currently do not have any employees.

--------------------------------------------------------------------

WHERE YOU CAN FIND MORE INFORMATION

The Company is and expects to remain a "reporting company." We will therefore be required to continue to file annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the "SEC"). Members of the public may read and copy any materials which we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

ITEM 1A: RISK FACTORS

An investment in our Company involves a substantial risk of loss. You should carefully consider the risks described below, before you make any investment decision regarding our Company. We are discussing all known material risk factors.

The following are all known material risks.

----------------------------------------------------------------------

Risks Related to Our Business Plans

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THERE IS SUBSTANTIAL UNCERTAINTY THAT WE WILL CONTINUE OPERATIONS IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion. This means that we may not be able to achieve our objectives and may have to suspend or cease operations.

Our auditors have issued a going concern opinion as at October 31, 2014. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

BECAUSE ALL OF OUR ASSETS AND OUR OFFICERS AND DIRECTORS ARE LOCATED OUTSIDE OF THE UNITED STATES OF AMERICA, IT MAY BE DIFFICULT FOR AN INVESTOR TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR ANY OF OUR OFFICERS AND DIRECTORS.

All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our director and officer is a national and/or resident of other countries other than the United States, and all or a substantial portion of such persons assets are located outside of the United States. As a result it may be difficult for an investor to effect service process or enforce within the United States and judgments contained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities law of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our directors and officer predicated upon the civil liability provisions of the securities law of the United States or any state there, or be competent to hear original actions brought in Canada or other jurisdictions against us or our officers and director predicated upon the securities law of the United States or any state thereof.

BECAUSE WE HAVE ONLY ONE OFFICER AND DIRECTOR WHO ARE RESPONSIBLE FOR OUR MANAGERIAL AND ORGANIZATIONAL STRUCTURE, IN THE FUTURE, THERE MAY NOT BE EFFECTIVE DISCLOSURE AND ACCOUNTING CONTROLS TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS WHICH COULD RESULT IN FINES, PENALTIES OR ASSESSMENTS AGAINST US.

We have only one officer and director. She is responsible for our managerial and organizational structure which will include preparation of disclosures and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they would be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

BECAUSE OUR SOLE EXECUTIVE OFFICER WILL BE DEVOTING LIMITED TIME TO OUR OPERATIONS, OUR OPERATIONS COULD BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF OPERATIONS AND A LACK OF REVENUES WHICH MAY CAUSE TO CEASE OPERATIONS.

Hong Mei Ma, our sole executive officer will only be devoting limited time to our operations. Hong Mei Ma will be devoting approximately twenty hours a week to our operation. Because Hong Mei Ma will be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Hong Mei Ma. As a result, operations may be periodically interrupted or suspended which could result in lack of revenues and a possible cessation of operations.

BECAUSE WE DO NOT MAINTAIN ANY INSURANCE, IF A JUDGMENT IS RENDERED AGAINST US, WE MAY HAVE TO CEASE OPERATIONS.

We do not maintain insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have the sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

BECAUSE WE HAVE NOT GENERATED REVENUES SINCE OUR INCEPTION, THE BUSINESS MUST SECURE THE MINIMUM INVESTMENT THROUGH SALES OF COMMON SHARES TO SUSTAIN OPERATIONS FOR THE NEXT TWELVE MONTHS AND MAINTAIN THE STATUS OF GOING CONCERN.

From inception through the date of this filing, we have had no material operating activities. The Company's total current assets as of October 31, 2014 consisted of a cash balance of $0. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

It is uncertain how much in additional funds we will require to commence operations over the next twelve months, as the Company is presently exploring various potential business opportunities. As we do not have the funds necessary to cover any significant operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed the estimates we will make. In the event that the Company is unsuccessful in its financing efforts, the Company may seek to obtain short term loans.

Our auditors have issued a going concern opinion for the year ended October 31, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES THAT WE EXPECT TO CONTINUE INTO THE FUTURE. THERE IS NO ASSURANCE OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES. IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, WE WILL CEASE OPERATIONS AND YOU WILL LOSE YOUR INVESTMENT.

We were incorporated on October 19, 2009 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $58,716 for filing fees and general office expenses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to attract customers who will buy our service from us and our ability to generate revenues through the sale of our service.

Based upon current plans, we expect to incur operating losses in future periods since we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause you to lose your investment.

IF WE DO NOT ATTRACT CUSTOMERS, WE WILL NOT MAKE A PROFIT WHICH ULTIMATELY WILL RESULT IN A CESSATION OF OPERATIONS.

We have no customers. We have not identified any customers and we cannot guarantee we will ever have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

WE ARE SOLELY DEPENDENT UPON THE FUNDS TO BE RAISED IN THIS OFFERING TO START OUR BUSINESS, THE PROCEEDS OF WHICH MAY BE INSUFFICIENT TO ACHIEVE REVENUES. IF WE NEED ADDITIONAL FUNDS AND ARE UNABLE TO RAISE THEM WE WILL HAVE TO TERMINATE OUR OPERATIONS.

We have not yet started our business. We need the proceeds from this offering to start our operations. If we are able to raise any funds, the funds will enable us to operate. If we need additional funds and are unable to raise the money, we will have to cease operations.

IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Since we are small and do not have much capital, we must limit marketing our services. The sale of goods is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

BECAUSE OUR SOLE OFFICER AND DIRECTOR WILL ONLY BE DEVOTING LIMITED TIME TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF OPERATIONS. THIS ACTIVITY COULD PREVENT US FROM ATTRACTING CUSTOMERS AND RESULT IN A LACK OF REVENUES THAT MAY CAUSE US TO SUSPEND OR CEASE OPERATIONS.

Our sole officer and director, Ms. Hong Mei Ma, will only be devoting limited time to our operations. Ms. Hong Mei Ma, our president and sole director will be devoting approximately 20 hours per week of his working time to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to her. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

BECAUSE WE HAVE ONLY ONE OFFICER AND DIRECTOR WHO HAS NO FORMAL TRAINING IN FINANCIAL ACCOUNTING AND MANAGEMENT, WHO IS RESPONSIBLE FOR OUR MANAGERIAL AND ORGANIZATIONAL STRUCTURE, IN THE FUTURE, THERE MAY NOT BE EFFECTIVE DISCLOSURE AND ACCOUNTING CONTROLS TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS WHICH COULD RESULT IN FINES, PENALTIES AND ASSESSMENTS AGAINST US.

Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause you to lose your investment. However, because of the small size of our expected operations, we believe that he will be able to monitor the controls she will have created and will be accurate in assembling and providing information to investors.

BECAUSE OUR SOLE OFFICER AND DIRECTOR DOES NOT HAVE PRIOR EXPERIENCE IN FINANCIAL ACCOUNTING AND THE PREPARATION OF REPORTS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE MAY HAVE TO HIRE INDIVIDUALS WHICH COULD RESULT IN AN EXPENSE WE ARE UNABLE TO PAY.

If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment.

IF WE FILE FOR BANKRUPTCY PROTECTION OR ARE FORCED INTO BANKRUPTCY, OR A CREDITOR OBTAINS A JUDGMENT AGAINST US AND ATTACHES THE SUBSCRIPTION, YOU COULD LOSE YOUR INVESTMENT.

Your funds will be placed in an escrow or trust account. Accordingly, if we file for bankruptcy protection or a petition for involuntary bankruptcy is filed by creditors against us, your funds will become part of the bankruptcy estate and administered according to bankruptcy laws. If a creditor sues us and obtains a judgment against us, the creditor could garnish the bank account and take possession of the subscriptions. As such, if the minimum conditions of this offering are satisfied, it is possible that a creditor could attach your subscription which could preclude or delay the return of money to you. If that happens, you will lose your investment and your funds will be used to pay creditors. In the event, however, the minimum subscription of 1 million shares is not attained within 270 days, all funds in escrow will be promptly returned without any risk of any creditors obtaining judgment and attaching any claim to your funds in escrow.

BECAUSE OUR SOLE OFFICER AND DIRECTOR WHO IS ALSO OUR SOLE PROMOTER, WILL OWN 100% OF OUR TOTAL OUTSTANDING COMMON STOCK, HE WILL RETAIN CONTROL OF US AND WILL BE ABLE TO DECIDE WHO WILL BE DIRECTORS AND YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS WHICH COULD DECREASE THE PRICE AND MARKETABILITY OF OUR SHARES.

Ms. Hong Mei Ma will own 4,000,000 shares of common stock issued. Regardless of the number of shares we sell, Mr. Hong Mei Ma will be able to elect all of our directors and control our operations, which could decrease the price and marketability of our shares.

BECAUSE THERE IS NO PUBLIC TRADING MARKET FOR OUR COMMON STOCK, YOU MAY NOT BE ABLE TO RESELL YOUR STOCK.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you want to resell your shares, you will have to locate a buyer and negotiate your own sale.

BECAUSE THE SEC IMPOSES ADDITIONAL SALES PRACTICE REQUIREMENTS ON BROKERS WHO DEAL IN OUR SHARES THAT ARE PENNY STOCKS, SOME BROKERS MAY BE UNWILLING TO TRADE THEM. THIS MEANS THAT YOU MAY HAVE DIFFICULTY RESELLING YOUR SHARES AND THIS MAY CAUSE THE PRICE OF OUR SHARES TO DECLINE.

Our shares would be classified as penny stocks and are covered by Section 15(g)of the Securities Exchange Act of 1934 and the rules promulgated there under which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of our shares to decline.

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

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

PRC ECONOMIC, POLITICAL AND SOCIAL CONDITIONS, AS WELL AS CHANGES IN ANY GOVERNMENT POLICIES, LAWS AND REGULATIONS, COULD ADVERSELY AFFECT THE OVERALL ECONOMY IN CHINA OR THE PROSPECTS OF THE AUTOMOBILE LOAN SERVICES MARKET, WHICH IN TURN COULD ADVERSELY AFFECT OUR BUSINESS.

Substantially all of our operations are conducted in China, and substantially all of our revenues are derived from China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake are subject, to a significant extent, to economic, political and legal developments in China.

THE CONTINUED TRANSITIONING PRC ECONOMY MAY AFFECT THE MARKET FOR AUTOMOBILE LOANS

The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for our products and services depend, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to participate in our loan services, which in turn could reduce our net revenues.

CHINA’S GOVERNMENT REGULATIONS MAY CHANGE WHICH MAY AFFECT OUR BUSINESS.

Although the PRC economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or the prospects of the automobile loan services market, which could harm our business.

THE PRC’S RULES ON FOREIGN INVESTMENT MAY BE ALTERED WHICH COULD AFFECT OUR BUSINESS.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources, which have for the most part had a positive effect on our business and growth. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us.

CHANGES IN CHINA’S INTERNAL AND EXTERNAL SOCIO-ECONOMIC RELATIONS MAY AFFECT OUR BUSINESS.

China’s social and political conditions are also not as stable as those of the United States and other developed countries. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have negative effects on our business and results of operations. In addition, China has tumultuous relations with some of its neighbors and a significant further deterioration in such relations could have negative effects on the PRC economy and lead to changes in governmental policies that would be adverse to our business interests.

IF RELATIONS BETWEEN THE UNITED STATES AND CHINA WORSEN, OUR STOCK PRICE MAY DECREASE AND WE MAY HAVE DIFFICULTY ACCESSING THE U.S. CAPITAL MARKETS.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY AFFECT THE VALUE OF YOUR INVESTMENT.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Currently, the Renminbi is not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans and corporate debt obligations denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

THE FLUCTUATION OF THE RENMINBI MAY MATERIALLY AND ADVERSELY AFFECT YOUR INVESTMENT.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Conversely, if we decide to convert our Renminbi into U.S. dollars for business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. Any significant devaluation of Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Commencing from July 21, 2005, China has adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of US dollar against RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

In addition, there can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future and we currently do not intend to pay dividends.

IT MAY BE DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE SOME OF THEM RESIDE OUTSIDE THE UNITED STATES.

As our operations are presently based in China and some of our key directors and officers reside outside the United States, service of process on our key directors and officers may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States.

BECAUSE OUR REPORTING OBLIGATIONS UNDER SECTION 15(d) ARE LIMITED, SHAREHOLDERS MAY HAVE LIMITED ACCESS TO INFORMATION WHICH MAY AFFECT THEIR DECISION MAKING AND IMPAIR THEIR INVESTMENT IN OUR COMPANY.

Our company is considered as a 15(d) issuer and therefore we are not subject to the proxy rules and Section 16 of the Exchange Act. Furthermore, our obligation to file may be automatically suspended after the fiscal year within which our registration statement becomes effective in the event that we do not register a class of securities under Section 12 of the Exchange Act, or we have fewer than 300 shareholders of record.

PRC REGULATIONS RELATING TO THE ESTABLISHMENT OF OFFSHORE SPECIAL PURPOSE COMPANIES BY PRC RESIDENTS MAY SUBJECT OUR PRC RESIDENT SHAREHOLDERS TO PERSONAL LIABILITY AND LIMIT OUR ABILITY TO INJECT CAPITAL INTO OUR PRC SUBSIDIARY, LIMIT OUR PRC SUBSIDIARY’S ABILITY TO DISTRIBUTE PROFITS TO US, OR OTHERWISE ADVERSELY AFFECT US.

PRC State Administration of Foreign Exchange, (“SAFE”) issued a public notice in October 2005 requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC residents that are shareholders and/or beneficial owners of offshore special purpose companies established before November 1, 2005 are required to register with the local SAFE branch before March 31, 2006. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to file, update and modify his or her SAFE registration with the SAFE or its competent local branch, with respect to that offshore special purpose company in connection with any of its increase or decrease of capital, transfer of shares, merger, split, equity investment or creation of any security interest over any assets located in China. The SAFE regulations require retroactive approval and registration of direct or indirect investments previously made by PRC residents in offshore special purpose companies. To further clarify the implementation of Circular 75, SAFE issued Circular 106 in May, 2007. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. We have requested our current shareholders and/or beneficial owners to disclose whether they or their shareholders or beneficial owners fall within the ambit of the SAFE notice and urge those who are PRC residents to register with the local SAFE branch as required under the SAFE notice. The failure of these shareholders and/or beneficial owners to timely amend their SAFE registrations pursuant to the SAFE notice or the failure of future shareholders and/or beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such shareholders and/or beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiary, limit our PRC subsidiary’s ability to distribute dividends to our company or otherwise adversely affect our business.

IF THE CHINA SECURITIES REGULATORY COMMISSION, OR CHINESE SECURITIES REGULATORY COMMISSION (CSRC), OR ANOTHER PRC REGULATORY AGENCY DETERMINES THAT ITS APPROVAL IS REQUIRED IN CONNECTION WITH THIS OFFERING, THIS OFFERING MAY BE DELAYED OR CANCELLED, OR WE MAY BECOME SUBJECT TO PENALTIES.

On August 8, 2006, PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. On June 22, 2009, the Ministry of Commerce (MOFCOM) promulgated the amended Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “Order 6”, together with M&A rule, the “New M&A Rules”), which became effective immediately. The M&A Rule, among other things, has certain provisions that require offshore special purpose vehicles, or SPVs, newly formed for the purpose of acquiring PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws and regulations, the CSRC, in its official website, promulgated relevant guidance with respect to the issues of listing and trading of domestic enterprises’ securities on overseas stock exchanges, including a list of application materials with respect to the listing on overseas stock exchanges by SPVs. We believe that the M&A Regulations only apply to transactions involving "mergers and acquisitions of domestic enterprises by foreign investors," we believe that (i) the M&A Regulations are not applicable to our corporate structure based on operating by contractual methods and (ii) CSRC approval is not required in the context of this offering, for the following reasons: (a) we plan to either establish a Representative Liaison Office of the Company in China or establish our PRC subsidiary, China WFOE, by means of direct investment, not through merger or acquisition of any PRC domestic companies. and (b) the industry that the Company is entering is considered an encouraged or permitted industry which means foreign investors may make investments freely and (c) the M&A Rule is focused on regulating the acquisition of Chinese companies that are already established and operating and are also particularly sensitive from the standpoint of national security whereas the operating company to be formed in China has no operating value initially and may never and also operates in a sector that is not prohibited from foreign ownership. If the CSRC or another PRC regulatory agency subsequently determines that its approval is required for this offering, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, restrict or prohibit payment or remittance of dividends by our PRC subsidiary to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our ordinary shares. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel this offering before settlement and delivery of the ordinary shares being offered by us.

THE M&A RULE ESTABLISHES MORE COMPLEX PROCEDURES FOR SOME ACQUISITIONS OF PRC COMPANIES BY FOREIGN ENTITIES, WHICH COULD MAKE IT MORE DIFFICULT FOR US TO PURSUE GROWTH THROUGH ACQUISITIONS IN CHINA.

The M&A Rule establishes additional procedures and requirements that could make some acquisitions of PRC companies by foreign entities, such as ours, more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign entity takes control of a PRC domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

UNDER THE EIT LAW, WE MAY BE CLASSIFIED AS A "RESIDENT ENTERPRISE" OF CHINA. SUCH CLASSIFICATION WOULD LIKELY RESULT IN UNFAVORABLE TAX CONSEQUENCES TO US AND OUR NON-PRC SHAREHOLDERS.

Under the EIT (“Enterprise Income Tax”) Law and the EIT Implementation Rules, an enterprise established outside of the PRC with "de facto management bodies" within the PRC is considered a resident enterprise and is subject to enterprise income tax at the rate of 25% on its global income. The EIT Implementation Rules define the term "de facto management bodies" as "establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise." The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the "de facto management body" of a Chinese-controlled offshore incorporated enterprise is located in China. However, Circular 82 applies only to offshore enterprises controlled by PRC enterprises, not those invested in by PRC individuals, like our company. Currently there are no further detailed rules or precedents applicable to us governing the procedures and specific criteria for determining "de facto management body" for the company of our type. If the PRC authorities were to subsequently determine, or any future regulation provides, that we should be treated as a PRC resident enterprise, we would be subject to a 25% enterprise income tax on our global income, which will significantly increase our tax burden and could materially and adversely affect our financial condition and results of operations.

If we are considered a PRC resident enterprise for enterprise income tax purposes, dividends we pay with respect to our ordinary shares may be considered income derived from sources within the PRC and subject to PRC withholding tax of 10%. In addition, non-PRC shareholders may be subject to PRC tax on gains realized on the sale or other disposition of ordinary shares, if such income is treated as sourced from within the PRC. It is unclear whether our non-PRC shareholders would be able to claim the benefits of any tax treaties between their tax residence and the PRC in the event that we are considered as a PRC resident enterprise.

THE USE OF VARIABLE INTEREST ENTITIES (VIE) BY U.S. LISTED CHINESE COMPANIES MAY RESULT IN CERTAIN UNCERTAINTY.

In essence, a VIE refers to a structure whereby an entity established in China that is wholly or partially foreign owned (the "Controlling Company") has de facto control over an operating company (the "Operating Company") which holds the necessary license(s) to operate in that particular sector. As such sectors are subject to investment restrictions in China, foreign investors are not able to directly invest in the Operating Company. Accordingly, the Controlling Company will adopt various contractual arrangements between the Controlling Company and the Operating Company in order to obtain de facto control over the operation and management of the Operating Company. The profits of the Operating Company would also flow back, to be stipulated in the VIE agreement, to the Controlling Company and ultimately be consolidated with the finances of the Controlling Company.

The risks and uncertainties facing VIE structures include: (a) the level of protection of the rights of beneficial owners in VIE arrangements being far lower than a direct equity interest in the Operating Company; (b) the potential conflicts of interest between the legal shareholders of the Operating Company and the beneficial owners; and (c) the uncertainty in whether VIE contractual arrangements are enforceable between the Controlling Company and the Operating Company in the event of a dispute. In the event of any disputes over the Controlling Company exercising its rights over the Operating Company, requests can be made to the Chinese Securities Regulatory Commission and the Ministry of Commerce to intervene and to rule or approve or disapprove on the validity of the VIE arrangement.

Even though currently there are no laws or regulations directly regulating the VIE structure, a newly established National Security Review ("NSR") system by the Chinese government may prevent foreign acquisitions of domestic companies if the purpose is to evade the government's security review. This system, similar to those in many other countries, bestows upon the government the authority to review and approve a proposed foreign M&A transaction if it involves one of several key sectors (i.e. military, key technology and agricultural products) that have a bearing on China's national security. However, since these newly enacted security review regulations are broad and highly discretionary in practice, whether a foreign investment which uses a VIE structure in a key industry will constitute an M&A transaction and consequently be required to go through NSR procedure is unclear. The NSR review may be a means by which Ministry of Commerce and or the Chinese government may use to supervise and regulate VIE structures.

The Company has not yet set up the Operating Company in China. . In addition, we have not, as yet, engaged PRC counsel to opine on the enforceability of the regulatory requirements described in this prospectus, including formation of the operating Company in China nor had such attorney review the regulatory requirements, the risks and uncertainties of a VIE structure may materially and adversely affect our business, financial condition and results of.

WE WILL INCUR INCREASED COSTS AND DEMANDS UPON MANAGEMENT AS A RESULT OF COMPLYING WITH THE LAWS AND REGULATIONS THAT AFFECT PUBLIC COMPANIES, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION, BUSINESS AND PROSPECTS.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC. In addition, our management team will also have to adapt to the requirements of being a public company. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

As a public company, we also expect that it may be more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

WE WILL NOT BE REQUIRED TO COMPLY WITH CERTAIN PROVISIONS OF THE SARBANES-OXLEY ACT FOR AS LONG AS WE REMAIN AN “EMERGING GROWTH COMPANY.”

We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

WE ARE AN “EMERGING GROWTH COMPANY” AND WE CANNOT BE CERTAIN IF THE REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES WILL MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies which will result in less available information for our investors. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2: PROPERTIES

Our principal offices are located at Suite 1707-B, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China 510030. We believe that our office space and facilities are sufficient to meet our present needs.

ITEM 3: LEGAL PROCEEDINGS

There are no existing, pending or threatened legal proceedings involving Vibe Ventures Inc., or against any of our sole officer and director as a result of their involvement with the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2014.

--------------------------------------------------------------------------------

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our shares are currently not being traded.

We currently do not have a transfer agent.

(b) Holders.

As of October 31, 2014, there was one stockholder of record of the Company's Common Stock. As of such date, 4,000,000 common shares were issued and outstanding.

(c) Dividends.

During the period covered by this Report, we have not declared or paid cash dividends. The Company does not intend to pay cash dividends on its common stock in the foreseeable future. We anticipate retaining any earning for use in our continued development. We are not subject to any restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.

(d) Securities authorized for issuance under equity compensation plans.

The Company has never issued securities under and does not have any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company has sold 4,000,000 shares of common shares at $0.001 for net proceeds for $4,000 for the year ended October 31, 2014.

ITEM 6: SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

--------------------------------------------------------------------------------

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This Report contains forward-looking statements within the meaning of the U.S. federal securities laws. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under "Item 1A Risk Factors" and elsewhere in this Annual Report. See "Special Note Regarding Forward-Looking Statements."

We are a development stage corporation and have not started operations and have not yet generated or realized any revenues. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin implementing and marketing our dealerships to our target markets. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Whether we raise the minimum or maximum amount of money in this offering, any amount raised will last twelve months. The difference between the minimum and maximum amount relates to the website development; marketing and advertising; equipment and office furniture; and hiring one employee. In each case, if we raise the maximum amount, we will devote more funds to the same in order to enhance the quality of the website and promote our business plan to potential customers. We will not begin operations until we raise money from this offering. We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Our fiscal year end is October 31.

Results of Operations

Cash Requirements

From inception through the date of this filing, we have had no material operating activities. The Company's total current assets as of October 31, 2014 consisted of a cash balance of $nil. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

It is uncertain how much in additional funds we will require to commence operations over the next twelve months, as the Company is presently exploring various potential business opportunities. As we do not have the funds necessary to cover any significant operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed the estimates we will make. In the event that the Company is unsuccessful in its financing efforts, the Company may seek to obtain short term loans.

Our auditors have issued a going concern opinion for the year ended October 31, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin.

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business activities.

---------------------------------------------------------------------

As of October 31, 2014, our total assets were $nil. Our total current liabilities as of October 31, 2014 were $54,716, which represented an increase from our total current liabilities of $51,296 as of October 31, 2013.

The Company has experienced accumulated net loss of $58,716 since inception to October 31, 2014.

Our net loss from operations was $3,420 for the year ended October 31, 2014, as compared to $28,920 for the year ended October 31, 2013. Our main expenses in the year ended October 31, 2014 was professional fees of $3,000, compared to expenses for the year ended October 31, 2013, which were professional fees of $28,500.

Purchase of Significant Equipment

As of the end of the period covered by this Report, we did not intend to purchase any significant equipment over the twelve months ending October 31, 2014.

Employees

Currently our only employee is our sole officer and director. We do not expect any material changes in the number of employees over the next 12 month period; however, this may change depending on the business model we may adopt. We may outsource contract employment as needed.

Off Balance Sheet Arrangements

As of October 31, 2014, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any operations which implicated market risk as of the end of the latest fiscal year.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes and disagreements with accountants on accounting and financial disclosure.

-------------------------------------------------------------------

ITEM 9A: CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of October 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in Vibe’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

---------------------------------------------------------------------

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our sole officer, director and significant employee as of October 31, 2014:

Name: HongMei Ma

Age:: 38

position: President, Chief Executive Officer, Treasurer, Secretary and Director

BACKGROUND OF OUR SOLE OFFICER AND DIRECTOR

1991-1995 University of Zhejiang 388 Yuhangtang Road Hangzhou, Zhejiang, Bachelor Degree of Computer Science

1996-1998 University of Zhejiang 388 Yuhangtang Road Hangzhou, Zhejiang Master Degree of Computer Science

1999-Present Chief Web Designer at Minghui IT Group 301-588 Huaqiaocheng, Shenzhen, Guangdong

Ms. Ma's experience as the Chief Web Designer at Minghui IT Group includes the following: researched and analyzed client web specification requirements, managed and assembled cross functional teams, developed and produced websites and databases, provided innovative and creative solutions to problem solving, and stimulated team creativity during production phases.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the company: (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type or business, securities or banking activities; or (4) was found by a court of competent jurisdiction in a civil action or by the U.S. Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal Commodities law, and the judgement in such civil action or finding By the commodity Futures Trading Commission has not been subsequently Reversed, suspended or vacated; (7) was the subject of, or a party to, Any Federal or State judicial or administrative order, judgement, Decree or finding, not subsequently reversed, suspended or vacated, Relating to an alleged violation of i Any Federal or State securities or commodities law or regulation; or ii Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or iii Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (8) was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended October 31, 2014, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form

Hong Mei Ma

Nomination Process

As of the date of this Report, we have not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our Company at the address on the cover of this annual report.

---------------------------------------------------------------------

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 407 (a) of Regulation S-K. Our board of directors is currently comprised of only one member and we believe that the functions of the audit committee can be adequately performed by the board of directors.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which has been filed with the U.S. Securities and Exchange Commission. The Company will provide to any person a copy of the Company's code of ethics, without charge, upon request. Requests may be mailed to the Company's offices at: Suite 1707-B, 17th Floor Officer, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China 510030.

---------------------------------------------------------------------

ITEM 11: EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation paid to (i) our principal executive officer; (ii) each of our two most highly compensated executive officers who were serving as executive officers; and (iii) up to two additional individuals for whom disclosure would have been provided under but for the fact that the individual was not serving as our executive officer at the end of the year. No disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Summary Compensation Table
Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Hong Mei Ma	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0

President, Treasurer, Secretary, Director. Chief Executive Officer	2012	0	0	0	0	0	0	0

---------------------------------------------------------------------

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards

As at October 31, 2014, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended October 31, 2014.

Options Grants

During the year ended October 31, 2014, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended October 31, 2014 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2014 and no stock options held by our executive officers at the end of the year ended October 31, 2014.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended October 31, 2014.

Director Compensation

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended October 31, 2014, we did not pay any compensation or grant any stock options to our directors.

Indemnification

Under the Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the close of business on October 31, 2014, the total number of shares owned beneficially by the Company's directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 4,000,000 shares of the Company's common stock outstanding as of  October 31, 2014.

--------------------------------------------------------------------

Amount and Nature of Beneficial Ownership

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Executive Officers and Directors	Hong Mei Ma, Chief Executive Officer, President, Treasurer, Secretary and Director (1)	4,000,000	100%
All officers and directors as group (1 person)	0	0	0%

The mailing address for each person is our address at Suite 1707-B, 17th Floor CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China 510030.

(1) Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. The Company is unaware of any pledges of any shares, options or warrants by any of the individuals or entities listed above. The Company intends to make option grants to certain officers and directors within the foreseeable future, however, no options or agreements pertaining to options have been granted or entered into by the Company or such officers and directors as of the date hereof.

Potential Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

Adverse Interests

The Company is not aware of any material proceeding to which any director, officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of the Company's voting securities, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Equity Plan Compensation Information

Our Company does not currently have a stock option plan or other form of equity plan.

Certain Relationships and Related Transactions

No director, executive officer, principal shareholder holding at least 5%of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2014 in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Corporate Governance

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K. We have determined that Hong Mei Ma is not an independent director as defined in Item 407(a) of Regulation S-K.

We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our Company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

--------------------------------------------------------------------

Transactions with Independent Directors

There were no transactions with any independent directors during the period covered by this Report.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2014 and for the year ended October 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Transactions with related persons.

Describe any transaction, since the beginning of the registrant's last fiscal year, or any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. Disclose the following information regarding the transaction:

1. The name of the related person and the basis on which the person is a related person.

2. The related person's interest in the transaction with the registrant, including the related person's position(s) or relationship(s) with, or ownership in, a firm, corporation, or other entity that is a party to, or has an interest in, the transaction.

3. The approximate dollar value of the amount involved in the transaction.

4. The approximate dollar value of the amount of the related person's interest in the transaction, which shall be computed without regard to the amount of profit or loss.

5. In the case of indebtedness, disclosure of the amount involved in the transaction shall include the largest aggregate amount of principal outstanding during the period for which disclosure is provided, the amount thereof outstanding as of the latest practicable date, the amount of principal paid during the periods for which disclosure is provided, the amount of interest paid during the period for which disclosure is provided, and the rate or amount of interest payable on the indebtedness.

6. Any other information regarding the transaction or the related person in the context of the transaction that is material to investors in light of the circumstances of the particular transaction.

We have determined that Hong Mei Ma is not an independent director as defined in Item 407(a) of Regulation S-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by our principal accountants for the audit of the Company's annual financial statements and review of financial statements provided by the accountant in connection with statutory and regulatory engagements for those fiscal years were:

Hillary CPA Group, LLC billed $1,250 for the year ended October 31, 2014;

Kenne Ruan, CPA,LLC billed $2,100 for the year ended October 31, 2013;

Audit-Related Fees

The aggregate fees billed by Hillary CPA Group, LLC for audit related services for the fiscal year ended October 31, 2014, and which are not disclosed in "Audit Fees" above, were $0.

The aggregate fees billed by Kenne Ruan, CPA,LLC for audit related services for the fiscal year ended October 31, 2013, and which are not disclosed in "Audit Fees" above, were $0.

Tax Fees

The aggregate fees billed by Hillary CPA Group, LLC. for tax compliance, tax advice and tax planning for the fiscal year ended Ocotber 31, 2014 was $0. The aggregate fees billed by Kenne Ruan, CPA,LLC for tax compliance, tax advice and tax planning for the fiscal year ended October 31, 2013 was $0.

All Other Fees

The aggregate fees billed by the Company's principal accountants, Hillary CPA Group, LLC for services other than those described above, for the year ended October 31, 2014, were $0. The aggregate fees billed by the Company's principal accountant, Kenne Ruan, CPA,LLC for services other than those described above, for the year ended October 31, 2013, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Hillary CPA Group, LLC during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors' independence from us.

-------------------------------------------------------------------

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements.

The Index to the Consolidated Financial Statements is found on page F-1 of this Report.

Exhibit No. Description of Exhibits

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vibe Ventures Inc.

By: /s/ Hong Mei Ma

Name: Hong Mei Ma

Title: Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: February 13, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hong Mei Ma

Name: Hong Mei Ma

Title: Director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: February 13, 2015

--------------------------------------------------------------------------------

Vibe Ventures Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets for the fiscal years ended October 31, 2014 and 2013

F-2

Statements of Operations for the fiscal year ended October 31, 2014 and 2013 and the period from October 19, 2009 (inception) through October 31, 2014

F-3

Statements of Cash Flows for the fiscal year ended October 31, 2013 and 2012 and the period from October 19, 2009 (inception) through October 31, 2014

F-4

Statements of Stockholder's Equity (Deficit) for the period from October 19, 2009 (inception) through October 31, 2013

F-5

Notes to Financial Statements

F-6

------------------------------------------------------------------

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Vibe Ventures, Inc.

Nevada, USA

We have audited the accompanying balance sheets of Vibe Ventures, Inc. (a Nevada corporation)

as of October 31, 2014 and October 31, 2013 and the related statements of operations,

stockholders' equity, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting

Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vibe Ventures, Inc. as of October 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ David L. Hillary

David L. Hillary, Jr., CPA, CITP

Indianapolis, Indiana

February 3, 2015

-----------------------------------------------------------------------------------

F-2

Vibe Ventures Inc.
(A Development Stage Company)
Balance Sheets
As at October 31, 2014 and 2013

	October 31,	October 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -
TOTAL CURRENT ASSETS

Website Development Costs

TOTAL ASSETS	$ -	$ -

LIABILITIES

Current Liabilities
Accounts Payable and Accured Liabilities - Related Party	$ 3,000	$ 51,002
Due to Related Party	$ 51,422	$ -
Shareholder Loan	294	294
TOAL CURRENT LIABILITIES	54,716	51,296

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value; 4,000,000 common shares are outstanding.	4,000	4,000
(Deficit) accumulated during the development stage	(58,716)	(55,296)

TOTAL STOCKHOLDERS' EQUITY	(54,716)	(51,296)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements

F-3

Vibe Ventures Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months and the Year Ended October 31, 2014 and 2013, and
the Period from October 19, 2009 (Inception) to October 31, 2014 ( Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Year Ended	For the Year Ended	October 19, 2009 (Inception)
	October 31,	October 31,	October 31,	October 31,	October 31,
	2014	2013	2014	2013	2014
Revenues	$ -	$ -	$ -	$ -	$ -

General and Administration Expenses
Professional Fees	$ 1,250	$ 3,500	3,000	28,500	$ 55,602
Office Expense	-	-	-	-	-
Filing Fees	420	420	420	420	3,034
Bank charges	-	-	0	0	80
	1,670	3,920	3,420	28,920	58,716

Operating loss	(1,670)	(3,920)	(3,420)	(28,920)	(58,716)

Net (loss) for the period	$ (1,670)	$ (3,920)	$ (3,420)	$ (28,920)	$ (58,716)

Net (loss) per share
Basic and diluted	-	-			-

Weighted Average Shares Outstanding
Basic and diluted
	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

F-4

For the Year Ended October 31, 2014 and 2013, and
the Period from October 19,2009 (Inception) to October 31, 2014 (Unaudited)

	For the Year Ended	For the Year Ended	`2009/10/19
			(Inception) to
	October 31,	October 31,	October 31,
	2014	2013	2014

Cash Flow from Operating Activities
Net (loss) for the period	$ (3,420)	$ (28,920)	$ (58,716)
Imputed interest on related party transactions	-	-	-
Changes in non-cash working capital items
Accounts payable and accured liabilities	(48,002)	-	3,000
Due to Related Party	51,422	28,920	51,422

Net Cash Flow Used in Operating Activities	-	-	(4,294)

Financing Activities
Share Capital Contribution	-	-	4,000
Shareholder Loan	-	-	294
Net Cash Flow Provided by Financing Activities	-	-	4,294

Net change in cash	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

F-5

Vibe Ventures Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
From October 19, 2009 inception to October 31, 2014 (Unaudited)

				Deficit
				Accumulated
			Additional	Durning the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Common Stock issued for cash

at $0.001 per share, October 31,2009	4,000,000	$ 4,000	-		4,000

Net Loss for the year end
`2009/10/31				(257)	(257)

Balance, as at October 31, 2009	4,000,000	$ 4,000	$ -	(257)	$ 3,743

Net Loss for the year end
October 31, 2010				(4,035)	(4,035)

Balance, as at October 31, 2010	4,000,000	$ 4,000	$ -	$ (4,292)	$ (292)

Net Loss for the year end
October 31, 2011				(1,672)	(1,672)

Balance, as at October 31, 2011	4,000,000	$ 4,000	$ -	$ (5,964)	$ (1,964)

Net Loss for the year end
October 31, 2012				(20,412)	(20,412)

Balance, as at October 31, 2012	4,000,000	$ 4,000	$ -	$ (26,376)	$ (22,376)

Net Loss for the year end
October 31, 2013				(28,920)	(28,920)

Balance, as at October 31, 2013	4,000,000	$ 4,000	$ -	$ (55,296)	$ (51,296)

Net Loss for the year end
October 31, 2014				(3,420)	(3,420)

Balance, as at October 31, 2014	4,000,000	$ 4,000	$ -	$ (58,716)	$ (54,716)

F-6

Vibe Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Year Ended October 31, 2014

NOTE 1 – Nature and Continuance of Operations

The Company is a development stage company, which was incorporated on October 19, 2009. Operations started on that Date.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $ 58,716 since its inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company’s year-end is October 31.

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

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance ASC Topic 360, "Accounting for the Impairment or Disposal of Long- lived Assets". Under ASC Topic 360, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Commitments and Contingencies

The Company neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officer and director are involved in other business activities and most likely will become involved in other business activities in the future.

Foreign Currency Translation

The Company is located and operating outside of the United States of America in Guangzhou, China. The Company maintains the accounting records in U.S. Dollars.

Each asset, liability, revenue, and expense is translated into U.S. dollars using published exchange rates in effect on that date. At period end, monetary assets and liabilities are re-measured using published exchange rates on that date. The foreign exchange gains or losses are included in the Statement of Operations.

The Company's currency exposure is insignificant and immaterial as of October 31, 2014.

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

Income Taxes

he company has not commenced operations and has not generated any revenue and has not made a provision for income taxes.

The Company does not have any material uncertainties with respect to its provisions for income taxes.

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average     number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at October 31, 2014, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended October 31, 2014.

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

The Company has no elements of "other comprehensive income" during the period ended October 31, 2014.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

NOTE 3- Capital Stock

On October 19, 2009 the Company authorized 75,000,000 shares of commons stock with a par value of

$0.001 per share.

On October 19, 2009 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.00.

As of October 31, 2014 there were no outstanding stock options or warrants.

NOTE 4- Related Party Transactions

The Company’s sole officer loaned the company $294. The loan is non-interest bearing, unsecured and due upon demand.

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  The officer and director of Vibe Ventures, Inc. are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 5:-Line of Credit

The Company has a $200,000 line of credit from a financial company. The loan is secured by common shares of the Company to be issued pursuant to a conversion right held by the lender. Interest is charged at 7% per annum and is compounded semi-annually on any advances outstanding. Any unpaid balances with any outstanding interest are due upon demand by lender.