Form 10-K/A
period 2014-10-31
Vibe Ventures Inc.
filed 2015-02-18
CIK 1479320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

Explanatory Note: This Amendment to the Company's Form 10-K for the fiscal year ended October 31, 2014 and filed with the Securities and Exchange Commission on February 13, 2015 is being filed with the Interactive Data which was not attached to the original filing due to software program problem.

This Amendment does not affect the original financial statements and footnotes as originally filed.

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