Form 10-Q
period 2015-01-31
Vibe Ventures Inc.
filed 2015-03-17
CIK 1479320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2015

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

The aggregate value of voting and non-voting common equity of Vibe Ventures Inc. owned by non-affiliates as of March 5, 2015 was $0.

Number of shares of each class of Vibe Ventures Inc.’s stock outstanding as of March 17,, 2015: 4,000,000 shares of Common Stock.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Part I - FINANCIAL INFORMATION

Vibe Ventures Inc.
(A Development Stage Company)
Balance Sheets

	January	October 31,
	2015	2014
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -
TOTAL CURRENT ASSETS

Website Development Costs

TOTAL ASSETS	$ -	$ -

LIABILITIES

Current Liabilities
Accounts Payable and Accured Liabilities	$ 3,000	$ 3,000
Due to Related Party	$ 51,422	$ 51,422
Shareholder Loan	294	294
TOAL CURRENT LIABILITIES	54,716	54,716

Stockholders' Equity
Common Stock
Authorized:
4,000,000 common shares at $0.001 par value	4,000	4,000
(Deficit) accumulated during the development stage	(58,716)	(58,716)

TOTAL STOCKHOLDERS' EQUITY	(54,716)	(54,716)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements

Vibe Ventures Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended	For the Three Months Ended	October 19, 2009 (Inception to)
	January 31,	January 31,	January 31,
	2015	2014	2015
Revenues	$ -	$ -	$ -

General and Administration Expenses
Professional Fees	$ -	$ -	$ 55,602
Office Expense	-	-	-
Filing Fees	-	-	3,034
Bank charges	-	-	80
	-	-	58,716

Operating loss	-	-	(58,716)

Net (loss) for the period	$ -	$ -	$ (58,716)

Net (loss) per share
Basic and diluted	-	-	-

Weighted Average Shares Outstanding
Basic and diluted
	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

Vibe Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows

	For the Three Months Ended	For the Three Months Ended	`From October 19, 2009 (Inception) to
	January 31,	January 31,	January 31,
	2015	2014	2015

Cash Flow from Operating Activities
Net (loss) for the period	$ -	$ -	$ (58,716)
Imputed interest on related party transactions	-	-	-
Changes in non-cash working capital items
Accounts payable and accured liabilities	-	-	3,000
Shareholder Loan	-	-	294
Due to Related Party	-	-	51,422

Net Cash Flow Used in Operating Activities	-	-	(4,000)

Financing Activities
Share Capital Contribution	-	-	4,000
Net Cash Flow Provided by Financing Activities	-	-	4,000

Net change in cash	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

Vibe Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Year Ended January 31, 2015

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

As of January 31, 2015 there were no outstanding stock options or warrants.

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

NOTE 5 -Line of Credit

The Company has a $200,000 line of credit from a financial company. The loan is secured by common shares of the Company to be issued pursuant to a conversion right held by the lender. Interest is charged at 7% per annum and is compounded semi-annually on any advances outstanding. Any unpaid balances with any outstanding interest are due upon demand by lender.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

3

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

 Results of Operations

The Company has not generated any revenues for the three months ended January 31, 2015 and 2014.

The Company experienced general and administration expenses of $0 for the three months ended January 31, 2015 and 2014.

For the three months ended January 31, 2015, the company experienced a net loss of $0.

Liquidity and Capital Resources

During the three months period ended January 31, 2015, the Company did not have any working capital needs. As of January 31, 2015, the Company has cash and cash equivalence in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

We believe that we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any agreements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Off-Balance Sheet Arrangements

None

Item 3. Quantitative Disclosures About Market Risks

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal accounting officer and principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of January 31, 2015, the end of the three month period ended covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6: Exhibits

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

--------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 5, 2015.

Vibe Ventures Inc.

By: /s/ Hong Mei Ma

Name: Hong Mei Ma

Title: Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: March 17, 2015