Form 10-Q
period 2015-04-30
Vibe Ventures Inc.
filed 2015-06-16
CIK 1479320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2015

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

The aggregate value of voting and non-voting common equity of Vibe Ventures Inc. owned by non-affiliates as of Aprill 30, 2015 was $0.

Number of shares of each class of Vibe Ventures Inc.’s stock outstanding as of April 30, 2015: 4,000,000 shares of Common Stock.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Part I - FINANCIAL INFORMATION

Vibe Ventures Inc.
(A Development Stage Company)
Balance Sheets

	April 30,	October 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -
TOTAL CURRENT ASSETS

Website Development Costs

TOTAL ASSETS	$ -	$ -

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 1,250	$ 3,000
Line of Credit	$ 55,033	$ 51,422
Shareholder Loan	294	294
TOTAL CURRENT LIABILITIES	56,577	54,716

Stockholders' Equity
Common Stock
Issued and Outstanding:
4,000,000 common shares at $0.001 par value	4,000	4,000
(Deficit) accumulated during the development stage	(60,577)	(58,716)

TOTAL STOCKHOLDERS' EQUITY	(56,577)	(54,716)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements

Vibe Ventures Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months and the Six Months Ended April 30, 2015 and 2014, and
the Period from October 19, 2009 (Inception) to April 30, 2015
( Unaudited)

	For the Three Months Ended		For the Six Months Ended		October 19, 2009 (Inception)
	April 30,	April 30,	April 30,	April 30,	April 30,
	2015	2014	2015	2014	2015
Revenues	$ -	$ -	$ -	$ -	$ -

General and Administration Expenses
Professional Fees	$ -	$ 1,250	$ -	$ 1,250	$ 55,602
Office Expense	-	-	-	-	-
Filing Fees	-	-	-	-	3,034
Bank charges	1,861	-	1,861	-	1,941
	1,861	1,250	1,861	1,250	60,577

Operating loss	(1,861)	(1,250)	(1,861)	(1,250)	(60,577)

Net (loss) for the period	$ (1,861)	$ (1,250)	$ (1,861)	$ (1,250)	$ (60,577)

Net (loss) per share
Basic and diluted	-	-	-	-	-

Weighted Average Shares Outstanding
Basic and diluted
	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

Vibe Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Six Months Ended April 30, 2015 and 2014, and
the Period from October 19,2009 (Inception) to April 30, 2015
(Unaudited)

	For the Six Months Ended		October 19, 2009
			(Inception) to
	April 30,	April 30,	April 30,
	2015	2014	2015

Cash Flow from Operating Activities
Net (loss) for the period	$ (1,861)	$ (1,250)	$ (60,577)

Changes in non-cash working capital items
Accounts payable and accrued liabilities	(1,750)	-	1,250
Line of Credit	3,611	1,250	55,033
Shareholder's Loan	-	-	294

Net Cash Flow Used in Operating Activities	$ -	$ -	$ (4,000)

Financing Activities
Share Capital Contribution	-	-	4,000

Net Cash Flow Provided by Financing Activities	$ -	$ -	$ 4,000

Net change in cash	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Vibe Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Six Months Ended April 30, 2015

NOTE 1 – Nature and Continuance of Operations

The Company is a development stage company, which was incorporated on October 19, 2009. Operations started on that Date.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $60,577 since its inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The Company's currency exposure is insignificant and immaterial as of April 30, 2015.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average     number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at April 30, 2015, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended April 30, 2015.

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

The Company has no elements of "other comprehensive income" during the period ended April 30, 2015.

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

As of April 30, 2015 there were no outstanding stock options or warrants.

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

Results of Operations

The Company has not generated any revenues for the six months ended April 30, 2015 and 2014.

The Company experienced general and administration expenses of $1,861 for the six months ended April 30, 2015 and 2014.

For the six months ended April 30, 2015, the company experienced a net loss of $1,861.

Liquidity and Capital Resources

During the six months period ended April 30, 2015, the Company did not have any working capital needs. As of April 30, 2015, the Company has cash and cash equivalence in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of April 30, 2015, the end of the six month period ended covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

--------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 15, 2015.

Vibe Ventures Inc.

By: /s/ Hong Mei Ma

Name: Hong Mei Ma

Title: Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: June 15, 2015