Form 10-Q
period 2015-07-31
Vibe Ventures Inc.
filed 2015-09-15
CIK 1479320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2015

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

The aggregate value of voting and non-voting common equity of Vibe Ventures Inc. owned by non-affiliates as of July 31, 2015 was $0.

Number of shares of each class of Vibe Ventures Inc.’s stock outstanding as of July 31, 2015: 4,000,000 shares of Common Stock.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Part I - FINANCIAL INFORMATION

Vibe Ventures Inc.
(A Development Stage Company)
Balance Sheets

		July 31,	October 31,
		2015	2014
		(Unaudited)	(Audited)
	ASSETS
Current Assets
Cash and Cash Equivalents		$ -	$ -
TOTAL CURRENT ASSETS

Website Development Costs

TOTAL ASSETS		$ -	$ -

	LIABILITIES

Current Liabilities
Accounts Payable and Accured Liabilities		$ 1,250	$ 3,000
Line of Credit		$ 55,033	$ 51,422
Shareholder Loan		294	294
TOAL CURRENT LIABILITIES		56,577	54,716

Stockholders' Equity
Common Stock
Authorized:
4,000,000 common shares at $0.001 par value		4,000	4,000
(Deficit) accumulated during the development stage		(60,577)	(58,716)

TOTAL STOCKHOLDERS' EQUITY		(56,577)	(54,716)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ -	$ -

The accompanying notes are an integral part of these financial statements.

Vibe Ventures Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months and the Nine Months Ended July 31, 2015 and 2014
( Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2015	2014	2015	2014
Revenues	$ -	$ -	$ -	$ -

General and Administration Expenses
Professional Fees	$ -	$ 2,000	$ -	$ 2,000
Office Expense	-	-	-	-
Filing Fees	-	-	-	-
Bank charges	-	-	1,861	-
	-	2,000	1,861	2,000

Operating loss	-	(2,000)	(1,861)	(2,000)

Net (loss) for the period	$ -	$ (2,000)	$ (1,861)	$ (2,000)

Net (loss) per share
Basic and diluted	-	-	-	-

Weighted Average Shares Outstanding
Basic and diluted
	4,000,000	4,000,000	4,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

Vibe Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Nine Months Ended July 31, 2015 and 2014
(Unaudited)

For the Nine Months Ended

	July 31,	July 31,
	2015	2014

Cash Flow from Operating Activities
Net (loss) for the period	$ (1,861)	$ (2,000)
Imputed interest on related party transactions	-	-
Changes in non-cash working capital items
Accounts payable and accured liabilities	(1,750)	-
Line of Credit	3,611	2,000
Shareholder's Loan	-	-

Net Cash Flow Used in Operating Activities	$ -	$ -

Net change in cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Vibe Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Nine Months Ended July 31, 2015

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

The Company's currency exposure is insignificant and immaterial as of July 31, 2015.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average     number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at July 31, 2015, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended July 31, 2015.

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2015.

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

As of July 31, 2015 there were no outstanding stock options or warrants.

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

NOTE 5 -Line of Credit

The Company has a $200,000 line of credit from a financial company. The loan is secured by common shares of the Company to be issued pursuant to a conversion right held by the lender. On July 13, 2015, the company changed their interest structure on their $200,000.00 Line of Credit from a financial company to 0% annually. Any unpaid balances with any outstanding interest are due upon demand by lender.

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

Results of Operations

The Company has not generated any revenues for the six months ended July 31, 2015 and 2014.

The Company experienced general and administration expenses of $0 for the nine months ended July 31, 2015 and $2,000 for the nine months ended July 31,2014.

For the nine months ended July 31, 2015, the company experienced a net loss of $0.

Liquidity and Capital Resources

During the nine months period ended July 31, 2015, the Company did not have any working capital needs. As of July 31, 2015, the Company has cash and cash equivalence in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of July 31, 2015, the end of the nine month period ended covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: September 14, 2015