Form 10-Q/A
period 2015-07-31
Vibe Ventures Inc.
filed 2015-11-18
CIK 1479320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

Number of shares of each class of Vibe Ventures Inc.’s stock outstanding as of July 31, 2015: 6,000,000 shares of Common Stock.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “First Amendment”) is being filed by Vibe Ventures Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2015 (the “Original Form 10-Q”) to restate our financial statements and related footnote disclosures under “Part I – FINANCIAL INFORMATION”, for the period ended July 31, 2015.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Part I - FINANCIAL INFORMATION

Vibe Ventures Inc.
(A Development Stage Company)
Balance Sheets

		July 31,	October 31,
		2015	2014
		(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents		$ 20,000	$ -
TOTAL CURRENT ASSETS		$ 20,000

Website Development Costs

TOTAL ASSETS		$ 20,000	$ -

LIABILITIES

Current Liabilities
Accounts Payable and Accured Liabilities		$ 1,250	$ 3,000
Line of Credit		$ 55,033	$ 51,422
Shareholder Loan		$ 294	$ 294
TOAL CURRENT LIABILITIES		$ 56,577	$ 54,716

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value; 2015: 6,000,000 common shares issued (2014: 4,000,000 common shares issued)		$ 24,000	$ 4,000
(Deficit) accumulated during the development stage		$ (60,577)	$ (58,716)

TOTAL STOCKHOLDERS' EQUITY		$ (36,577)	$ (54,716)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 20,000	$ -

The accompanying notes are an integral part of these financial statements

Vibe Ventures Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months and the Nine Months Ended July 31, 2015 and 2014
( Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
	2015	2014	2015	2014
Revenues	$ -	$ -	$ -	$ -

General and Administration Expenses
Professional Fees	$ -	$ 2,000	$ -	$ 2,000
Office Expense	-	-	-	-
Filing Fees	-	-	-	-
Bank charges	-	-	1,861	-
	-	2,000	1,861	2,000

Operating loss	-	(2,000)	(1,861)	(2,000)

Net (loss) for the period	$ -	$ (2,000)	$ (1,861)	$ (2,000)

Net (loss) per share
Basic and diluted	-	-		-

Weighted Average Shares Outstanding
Basic and diluted
	6,000,000	4,000,000	6,000,000	4,000,000

The accompanying notes are an integral part of these financial statements.

Vibe Ventures Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Nine Months Ended July 31, 2015 and 2014
(Unaudited)

For the Nine Months Ended

	July 31,	July 31,
	2015	2014

Cash Flow from Operating Activities
Net (loss) for the period	$ (1,861)	$ (2,000)
Imputed interest on related party transactions	$ -	$ -
Changes in non-cash working capital items
Accounts payable and accrued liabilities	$ (1,750)	$ -
Line of Credit	$ 3,611	$ 2,000
Shareholder's Loan	$ -	$ -

Net Cash Flow Used in Operating Activities	$ -	$ -

Cash Flow from Financing Activities
Capital Stock	$ 20,000
Net Cash Flow Used in Financing Activities	$ 20,000

Net change in cash	$ 20,000	$ -

Cash, Beginning of Period	$ -	-

Cash, End of Period	$ 20,000	$ -

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

Income Taxes

The company has not commenced operations and has not generated any revenue and has not made a provision for income taxes.

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

On May 2, 2015, the Company issued 2,000,000 common shares at $0.01 per share to the sole director of the Company for total proceeds of $20,000.

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

Liquidity and Capital Resources

During the nine months period ended July 31, 2015, the Company did not have any working capital needs. As of July 31, 2015, the Company has cash and cash equivalence in the amount of $20,000. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

Dated: November 17, 2015