Form 10-Q/A
period 2015-07-31
Vibe Ventures Inc.
filed 2015-12-14
CIK 1479320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q Amendment No. 2

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

[ ] Large accelerated filer

[ ] Accelerated filer

[ ]Non-accelerated filer

[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]Yes [ ]No

The aggregate value of voting and non-voting common equity of Vibe Ventures Inc. owned by non-affiliates as of July 31, 2015 was $0.

Number of shares of each class of Vibe Ventures Inc.’s stock outstanding as of July 31, 2015: 6,000,000 shares of Common Stock.

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A (this “Second Amendment”) is being filed by Vibe Ventures Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2015 (the “Original Form 10-Q”) to re-indicate by check mark on the first page of the Form 10-Q/A the Company is a shell company as defined in Rule 12b-2 of the Exchange Act, for the period ended July 31, 2015.

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

--------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 14, 2015.

Vibe Ventures Inc.

By: /s/ Hong Mei Ma

Name: Hong Mei Ma

Title: Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: December 14, 2015